Form 10-Q
period 2008-07-31
Campello Bancorp, Inc.
filed 2008-10-27
CIK 1439672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34191

CAMPELLO BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-3594704
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S Employer Identification No.)

1265 Belmont Street, Brockton, MA	02301
(Address of Principal Executive Office)	(Zip Code)

(508) 587-3210

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were no shares of the registrant’s common stock outstanding.

CAMPELLO BANCORP, INC.

CAMPELLO BANCORP, INC.

Explanatory Note

Campello Bancorp, Inc. (“Stock Holding Company”) filed a registration statement on Form S-1(Commission File No. 333-152391) (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on September 11, 2008. The Registration Statement included consolidated financial statements of Campello Bancorp, a Massachusetts chartered mutual holding company and subsidiaries (“MHC” or the “Company”) for the year ended April 30, 2008. Therefore, Campello Bancorp, Inc. is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first interim period subsequent to the last period reported in the Registration Statement.

CAMPELLO BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

The Stock Holding Company was incorporated to be the holding company for The Community Bank, A Massachusetts Co-operative Bank, upon completion of the MHC’s conversion from a mutual holding company to a stock holding company. At July 31, 2008, the Stock Holding Company had no assets and conducted no operations, and therefore, the information presented in this report is for the MHC.

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2008	April 30, 2008
ASSETS
Cash and due from banks	$8,142,790	6,373,503
Federal funds sold	15,200,042	3,505,629
Investment and mortgage-backed securities available for sale	25,319,154	27,534,538
Loans held for sale	1,676,934	4,193,705
Loans (net of allowance for loan losses of $4,819,654 at July 31, 2008 and $4,624,746 at April 30, 2008)	333,995,091	322,558,963
Accrued interest receivable	1,646,367	1,704,184
Co-operative Central Bank Reserve Fund deposit	425,875	425,875
FHLB stock	4,647,800	4,647,800
Servicing assets	206,441	216,871
Real estate owned	800,917	627,217
Premises and equipment, net	8,242,581	8,284,298
Deferred income taxes	2,509,596	2,416,078
Bank-owned life insurance	2,356,258	2,334,675
Goodwill and other intangible assets, net	809,944	820,302
Prepaid expenses and other assets	1,332,830	1,134,534

	$407,312,620	386,778,172

LIABILITIES AND RETAINED EARNINGS
Liabilities:
Deposits	$307,024,976	279,492,088
FHLB advances and other borrowings	70,888,796	77,402,833
Subordinated deferrable interest debentures	4,124,000	4,124,000
Principal and interest collections due to investors	318,736	726,770
Escrow deposits of borrowers	180,657	89,403
Accrued expenses and other liabilities	1,526,184	1,549,534

Total liabilities	384,063,349	363,384,628

Retained earnings	23,227,319	23,245,523
Accumulated other comprehensive gain, net of tax	21,952	148,021

Total retained earnings	23,249,271	23,393,544

	$407,312,620	386,778,172

See accompanying notes to consolidated financial statements.

CAMPELLO BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended July 31,
	2008	2007
Interest income:
Loans	$5,142,852	5,273,296
Investment and mortgage-backed securities	301,586	376,292
Interest bearing deposits	1,013	1,958
Federal funds sold	19,663	16,526

	5,465,114	5,668,072

Interest expense:
Deposits	1,973,478	2,261,898
FHLB advances and other borrowings	820,915	992,794

	2,794,393	3,254,692

Net interest income	2,670,721	2,413,380
Provision for loan losses	225,000	261,000

Net interest income, after provision for loan losses	2,445,721	2,152,380

Noninterest income:
Customer service charges and other fees	392,328	395,309
(Loss) gain on sale of loans, net	(39,290)	10,598
Loan servicing fees	66,663	56,816
Insurance commissions	157,297	163,088
Other	113,733	153,974

	690,731	779,785

Noninterest expense:
Compensation and employee benefits	1,600,555	1,593,051
Office occupancy	430,671	388,361
Data processing	222,608	199,189
Marketing	141,619	78,657
Professional fees	216,443	69,252
Office supplies	36,949	26,765
Amortization of loan servicing assets	26,934	31,547
Federal deposit insurance	59,684	7,787
Other	378,507	360,891

	3,113,970	2,755,500

Income before income tax expense	22,482	176,665
Income tax expense	40,686	56,673

Net (loss) income	$(18,204)	119,992

See accompanying notes to consolidated financial statements.

CAMPELLO BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

	Retained earnings	Accumulated other comprehensive gain (loss) Net of tax	Total
Balance, April 30, 2007	$22,867,764	(143,146)	22,724,618
Net income	119,992	—	119,992
Unrealized gains on securities available for sale, net of tax expense	—	32,224	32,224

Total comprehensive income			152,216

Balance, July 31, 2007	$22,987,756	(110,922)	22,876,834

Balance, April 30, 2008	23,245,523	148,021	23,393,544
Net loss	(18,204)	—	(18,204)
Unrealized losses on securities available for sale, net of tax expense	—	(126,069)	(126,069)

Total comprehensive loss			(144,273)

Balance, July 31, 2008	$23,227,319	21,952	23,249,271

See accompanying notes to consolidated financial statements.

CAMPELLO BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(18,204)	$119,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225,000	261,000
Depreciation of premise and equipment	139,456	140,244
(Accretion)/amortization of premium and discounts	(33,547)	(62,823)
Amortization of servicing assets	26,933	31,546
Amortization of intangible asset	10,358	10,358
Deferred income taxes	(20,485)	(132,993)
Gain on sale of loans	(3,835)	(9,670)
Loans originated for sale	(755,453)	(138,400)
Proceeds from sale of loans held for sale	3,304,421	139,597
Unrealized loss on loans held for sale	42,120	—
Origination of servicing assets	(16,503)	(16,150)
Changes in assets liabilities:
Decrease in accrued interest receivable	57,817	122,989
Increase in cash surrender value of bank-owned life insurance	(21,583)	(21,220)
(Increase) decrease in prepaid expenses and other assets	(198,296)	137,062
Increase in escrow deposits of borrowers	91,254	64,075
Increase (decrease) in principal and interest collections due to investors	(408,034)	124,966
Decrease in accrued expenses and other liabilities	(23,350)	(83,492)

Net cash provided by operating activities	2,398,069	687,081

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities available for sale	(6,986,420)	(5,992,805)
Proceeds from maturities of investment and mortgage-backed securities available for sale	9,036,249	5,475,449
Purchase of FHLB stock	—	(379,400)
Loan originations, net	(12,341,855)	(10,075,865)
Proceeds from sale of loans	436,545	3,386,610
Purchases of premises and equipment	(97,739)	(42,695)

Net cash used in investing activities	(9,953,220)	(7,628,706)

(Continued)

CAMPELLO BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

(Unaudited)

	Three Months Ended July 31,
	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	27,532,888	(1,208,953)
Proceeds from issuance of FHLB advances and other borrowings	192,582,000	217,205,000
Principal repayments of FHLB advances and other borrowings	(199,096,037)	(209,218,456)

Net cash provided by financing activities	21,018,851	6,777,591

Net increase (decrease) in cash and cash equivalents	13,463,700	(164,034)
Cash and cash equivalents at beginning of year	9,879,132	7,965,681

Cash and cash equivalents at end of year	$23,342,832	7,801,647

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,804,919	3,117,597
Income taxes	357,573	121,086
Noncash activity:
Transfer of loans to real estate owned	173,700	—

See accompanying notes to consolidated financial statements.

CAMPELLO BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Campello Bancorp, a mutual holding company, and its subsidiaries, The Community Bank, A Massachusetts Co-operative Bank (the Bank), a state-chartered stock cooperative bank, and Cody Services Corporation, an entity that performs inspection services on behalf of the Bank, are located in Brockton, Massachusetts. The Bank provides a variety of loan and deposit services to its customers. The Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (FDIC) and the Massachusetts Division of Banks, and the Company is subject to regulation by the Federal Reserve Board. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC for deposits up to $100,000 and the Share Insurance Fund for deposits in excess of $100,000 and a $250,000 limit on other accounts.

The consolidated financial statements of the Company conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Cody Services Corporation, and the Bank’s wholly owned subsidiaries, Campello Securities Corporation and Windstream Insurance, Inc., and the Bank’s 80% ownership interest in McCormick & Sons Insurance Agency, Inc. The Company is also the sponsor of Campello Capital Trust I, an unconsolidated Delaware statutory trust which was formed to issue trust preferred securities through a pooled offering.

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the Company’s April 30, 2008 audited consolidated financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective on September 11, 2008.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

When necessary, certain amounts in prior periods’ financial statements have been reclassified to conform to the current period presentation.

2.	Conversion and Change in Corporate Form

On April 17, 2008, the Board of Directors of the Company adopted a Plan of Conversion and Reorganization (the Plan) whereby the Company will convert to a Maryland chartered stock corporation (the Stock Holding Company), and offer Stock Holding Company stock on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers and directors of The Community Bank and the Company, and Corporators of the Company, with any remaining shares to be offered to the public in a direct community offering and possibly in a syndicated community offering (the Conversion).

As part of the Conversion, The Community Bank will establish a liquidation account in an amount equal to the net worth of The Community Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at

The Community Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

Subsequent to the Conversion, the Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. As of July 31, 2008, Conversion costs amounting to $508,000 have been incurred and are included in other assets in the accompanying balance sheet.

As part of the Conversion, the Company intends to implement an employee stock ownership plan and other benefit and salary continuation plans for directors, officers and employees.

In addition, as part of the Conversion, the Company intends to form a charitable foundation (the “Foundation”) by donating to the Foundation a number of shares of its authorized but unissued common stock in an amount up to 5% of the Stock Holding Company common stock issued in the offering and cash.

3.	Fair Value of Assets and Liabilities

Effective May 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

Pursuant to FSP 157-2, the Company did not adopt SFAS 157 for nonfinancial assets or nonfinancial liabilities that are recorded or disclosed at fair value on a non-recurring basis. These include goodwill and other identifiable intangible assets. The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and liabilities.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups it financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three levels are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities and involve management judgment. Level 3 assets or liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	July 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale	$25,319	—	$25,319	—

Available-for-sale debt securities consist primarily of U.S. Government and government-sponsored enterprise obligations. These instruments generally have quoted prices that are traded less frequently than exchange traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of July 31, 2008:

	Fair Value Measurements Using
	July 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans	$1,115	—	$1,115	—
Loans held for sale	1,677	1,677	—	—
Real estate owned	174	—	174	—

	$2,966	$1,677	$1,289	$—

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS No. 114 (as amended). A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. The decrease in specific allowances assigned to impaired loans was $7,531 for the three months ended July 31, 2008. Loans held for sale with a carrying amount of $1,719,000 were written down to their fair value of $1,677,000 resulting in a loss of $42,000, which was included in earnings for the period. The amount of other real estate owned represents the carrying value based on the appraised value of the collateral less the costs to sell the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report and the consolidated financial statements of Campello Bancorp and subsidiaries and notes thereto included in the Company’s Registration Statement.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by the use of words such as “estimate”, “project”, “believe”, “intend”, “anticipate”, “plan”, “seek”, “expect”, and words of similar meaning. These forward-looking statements include, but are not limited to, statements of goals, intentions and expectations; statements regarding business plans, prospects, growth and operating strategies; statements regarding the asset quality of the Company’s loan and investment portfolios and estimates of risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from anticipated results or other expectations expressed in the forward-looking statements: (i) general economic conditions, either nationally or in our market areas, that are worse than expected, including deterioration in the local real estate market; (ii) competition among depository and other financial institutions; (iii) changes in the interest rate environment that reduce the Company’s margin or reduce the fair value of financial instruments; (iv) adverse changes in the securities market; (v) changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; (vi) management’s ability to enter new markets successfully and capitalize on growth opportunities; (vii) management’s ability to successfully integrate acquired entities; (viii) changes in consumer spending, borrowing and savings habits; (ix) changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and (x) changes in the organization, compensation and benefit plans and retention and recruitment of qualified personnel.

Because of these and other uncertainties, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

The Company’s results of operations depend primarily on net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities (primarily government-sponsored enterprise obligations) and other interest-earning assets (primarily Federal Home Loan Bank stock and cash and cash equivalents) and the interest paid on interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit and Federal Home Loan Bank advances. Results of operations also are affected by provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service charges, commissions on sales of insurance products, loan servicing fees and gains (losses) on sales of loans. Noninterest expense consists primarily of compensation and employee benefits, office occupancy expense, data processing, marketing and public relations, professional services, office supplies and other operating expenses. Results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on income or the carrying value of certain assets. The Company’s critical accounting policies are as follows:

Allowance for Loan Losses. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan’s principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged-off are credited to the allowance as amounts are received.

The allowance for loan losses is determined using a systematic analysis and a disciplined procedure based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: “general”, “specific”, and “unallocated”. The general component is determined by applying coverage percentages to groups of loans based on risk. Coverage percentages applied are determined based on historical loss rates adjusted for other qualitative and environmental factors consistent with industry practice. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. The unallocated component supplements the first two components based on management’s judgment of the effect of current economic conditions and trends on borrowers’ abilities to repay, and other factors and helps to minimize the risk related to the margin of imprecision associated with estimating general and specific losses in the portfolio. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Actual loan losses may be significantly more than the allowances that have been established, which could have a material negative effect on financial results.

Intangible Assets. Acquisitions accounted for under purchase accounting requires the Company to record as assets both goodwill, an intangible asset which is equal to the excess of the purchase price over the estimated fair value of the net assets acquired, and identifiable intangible assets such as customers relationships. In accordance with generally accepted accounting principles, goodwill is evaluated for impairment at least annually, and its carrying value is reduced through a charge to earnings if impairment exists. Identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates, which are susceptible to change based on changes in economic conditions and other factors.

Comparison of Financial Condition at July 31, 2008 and April 30, 2008

Total Assets. Total assets increased by $20.5 million, or 5.3%, to $407.3 million at July 31, 2008 from $386.8 million at April 30, 2008. This increase was primarily due to increases in cash and cash equivalents and loans, net.

Cash and Cash Equivalents. Cash and cash equivalents increased $13.5 million to $23.3 million at July 31, 2008 from $9.9 million at April 30, 2008. The increase was due to increased deposits and the reinvestment of proceeds from maturities and calls of investment securities into federal funds sold.

Investment and Mortgage-backed Securities. Investment and mortgage-backed securities decreased $2.2 million, or 8.0%, to $25.3 million at July 31, 2008 from $27.5 million at April 30, 2008. The decrease reflected the reinvestment of proceeds from maturities and calls into federal funds sold.

The amortized cost and fair value of securities available for sale, follows:

	July 31, 2008		April 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. Government and government-sponsored enterprise obligations	$25,057	$25,090	$27,061	$27,294
Other	—	—	—	—

Total investment securities available-for-sale	$25,057	$25,090	$27,061	$27,294

Mortgage-backed securities available for sale:
Fannie Mae	$117	$116	$122	$121
Ginnie Mac	114	113	120	120

Total mortgage-backed securities available for sale	$231	$229	$242	$241

Loans, Net. Loans, net of the allowance for loan loss increased $11.4 million, or 3.5%, to $334.0 million at July 31, 2008 from $322.6 million at April 30, 2008. One- to- four family residential mortgage loans increased $4.4 million, or 2.9%, to $154.2 million at July 31, 2008 from $149.8 million at April 30, 2008. Commercial real estate loans increased $5.3 million, or 5.8%, to $96.6 million at July 31, 2008 from $91.3 million at April 30, 2008.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	July 31, 2008		April 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$154,211	45.64%	$149,844	46.07%
Equity lines of credit	10,168	3.01	10,623	3.26
Commercial	96,565	28.58	91,257	28.06
Construction and Land Development	57,864	17.12	56,166	17.27
Commercial and Industrial	17,869	5.29	16,156	4.97
Other	1,227.36		1,213.37

Total loans receivable	$337,904	100.00%	$325,259	100.00%

Deferred loan costs	911		941
Loans in process	—		984
Allowance for loan losses	(4,820)		(4,625)

Total loans receivable, net	$333,995		$322,559

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	July 31, 2008	April 30, 2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential	$3,969	$2,065
Equity lines of credit	428	428
Commercial	3,272	3,035
Construction and Land Development	855	855
Commercial and Industrial	1,128	1,088
Other	—	—

Total	9,652	7,471

Accruing loans 90 days or more past due:
Real estate loans:
Residential	—	—
Equity lines of credit	—	—
Commercial	1,470	2,093
Construction and Land Development	204	204
Commercial and Industrial	—	—
Other	—	—

Total	1,674	2,297

Restructured loans	127	535

Total non-performing loans	11,453	10,303
Foreclosed real estate	801	627

Total non-performing assets	$12,254	$10,930

Ratios:
Total non-performing loans to total loans	3.38%	3.15%
Total non-performing loans to total assets	2.81%	2.67%
Total non-performing assets to total assets	3.01%	2.83%

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three Months Ended July 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$4,625	$3,661

Charge-offs:
Real estate loans:		—
Residential	31	—
Equity lines of credit	—	—
Commercial	—	—
Construction and Land Development	—	—
Commercial and Industrial	—	18
Other	—	1

Total charge-offs	$31	$19

Recoveries:
Real estate loans:
Residential	—	—
Equity lines of credit	—	—
Commercial	—	—
Construction and Land Development	—	—
Commercial and Industrial	—	—
Other	1	—

Total recoveries	$1	$—

Net charge-offs	30	19
Provision for loan losses	225	261

Balance at July 31	$4,820	$3,903

Ratios:
Annualized net charge-offs to average loans outstanding	.04%	.02%
Allowance for loan losses to non-performing loans at end of period	42.08%	83.76%
Allowance for loan losses to total loans at end of period	1.42%	1.22%

Deferred Income Taxes. The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company’s deferred tax asset is reviewed quarterly and adjustments to such asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset. Based on this review, management believes it is more likely than not that the Company will realize the gross deferred tax asset existing at July 31, 2008. However, the amount of the gross deferred tax asset considered realizable could be reduced if projected taxable income is not achieved. It should be noted that factors beyond management’s control, such as the state of the economy and real estate values, can affect levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

Deposits. Deposits increased $27.5 million, or 9.9%, to $307.0 million at July 31, 2008 from $279.5 million at April 30, 2008. The increase in deposits was attributable to two recently introduced core deposit products, a high yield retail checking account linked to several electronic banking services and a high yield, automatic savings program. In addition, brokered deposits increased $10.0 million to $25.2 million at July 31, 2008 from $15.2 million at April 30, 2008.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	July 31, 2008		April 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand	$31,272	10.18%	$29,604	10.59%
Checking accounts	107,501	35.01	106,753	38.20
Savings accounts	51,422	16.75	34,138	12.21
Money market deposit accounts	1,432.47		1,471.53
Certificates of deposit	115,398	37.59	107,526	38.47

Total deposits	$307,025	100.00%	$279,492	100.00%

FHLB Advances and Other Borrowings. FHLB advances and other borrowings, decreased $6.5 million, or 8.4%, to $70.9 million at July 31, 2008 from $77.4 million at April 30, 2008. The decrease in borrowed funds was due to the increase in deposits.

Total Retained Earnings. Retained earnings decreased $144,000 to $23.2 million at July 31, 2008 from $23.4 million at April 30, 2008. The decrease reflected a net loss of $18,000 for the three-month period ended July 31, 2008 and a decrease of $126,000 in other comprehensive income due to the effects of interest rate movements on the available-for-sale investment securities portfolio.

Comparison of Operating Results for the Three Months Ended July 31, 2008 and July 31, 2007

Net Income (Loss). Net income decreased $138,000 , to a net loss of $18,000 for the three months ended July 31, 2008 from net income of $120,000 for the comparable 2007 period. The decrease reflected higher noninterest expense offset in part by an increase in net interest income.

Net Interest Income. Net interest income increased by $257,000, or 10.7%, to $2.7 million for the three months ended July 31, 2008 from $2.4 million for the comparable 2007 period. The increase resulted from the $22.4 million, or 6.4%, increase in average interest-earning assets and an increase in our interest rate spread to 2.53% in the 2008 period from 2.27% in the 2007 period and our net interest margin to 2.86% in the 2008 period from 2.75% in the 2007 period.

Interest Income. Interest income decreased $203,000, or 3.6%, to $5.5 million for the three months ended July 31, 2008 from $5.7 million for the comparable 2007 period. The decrease was primarily due to a 60 basis point decline in the overall yield on interest earning assets to 5.85% for the three months ended July 31, 2008 from 6.45% for the comparable 2007 period. The lower overall yield on interest earning assets reflected the lower interest rate environment during the 2008 period compared to the 2007 period as well as the impact of higher non-performing loans. For the three months ended July 31, 2008, interest income that would have been recognized had the nonaccrual loans at the end of the period remained on accrual status throughout the period amounted to $196,000. The lower overall yield on interest earning assets was partially offset by a $22.4 million increase in average interest earning assets.

Interest Expense. Interest expense decreased $460,000, or 14.1%, to $2.8 million for the three months ended July 31, 2008 from $3.3 million for the comparable 2007 period. The decrease was primarily due to an 86 basis point decline in the overall cost of interest bearing liabilities to 3.32% for the three months ended July 31,2008 from 4.18% for the comparable 2007 period. The lower overall cost of interest bearing liabilities reflected the lower interest rate environment during the 2008 period compared to the 2007 period. The lower overall cost of interest bearing liabilities was partially offset by a $24.7 million increase in average interest bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $225,000 for the three months ended July 31, 2008 and $261,000 for the three months ended July 31, 2007. Net charge-offs totaled $30,000 and $19,000, respectively, for the three months ended July 31, 2008 and 2007. The allowance for loan losses was $4.8 million, or 1.42% of total loans at July 31, 2008 compared to $3.9 million, or 1.22% of total loans at July 31, 2007.

Non-performing assets increased from $10.9 million at April 30, 2008 to $12.3 million at July 31, 2008 and were primarily comprised of three borrower relationships as discussed in “Business of Campello Bancorp and The Community Bank—Asset Quality, Non-performing and Problem Assets” included in the Company’s Registration Statement. This increase was due primarily to an increase in non-accrual loans from $7.5 million to $9.7 million. The increase in non-accrual loans related primarily to six single-family owner-occupied residential mortgages totaling $2.1 million. All of such mortgages were adequately collateralized or reserved at July 31, 2008, and management does not expect to incur any additional losses on such mortgages. In addition, foreclosed real estate increased from $627,000 to $801,000. These increases were offset by a reduction in restructured loans from $535,000 to $127,000 as a result of one restructured loan as of April 30, 2008 being transferred to nonaccrual status and accruing loans 90 days or more past their contractual maturity date decreasing from $2.3 million to $1.7 million. Accruing loans 90 days or more past their contractual maturity date are loans that are in the process of being renewed or extended by us and borrowers were continuing to make monthly payments of interest and principal as applicable, pending renewal or extension. On the basis of our review at July 31, 2008, classified assets consisted of substandard assets of $6.0 million compared to $5.3 million at of April 30, 2008. The increase in substandard assets was due primarily to one commercial real estate loan, which was secured by property in our market area.

Recent weakness in economic conditions has had a severe impact on nationwide housing and financial markets and the financial services industry in general. Continuation of these trends could adversely affect the local housing, construction and banking industries and weaken the local economy. If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.

Noninterest Income. Noninterest income decreased $89,000 , or 11.4% to $691,000 for the three months ended July 31, 2008 from $780,000 for the three months ended July 31, 2007. The decrease was due primarily to lower commissions associated with the sale of mutual funds and annuities and inspection service revenue from Cody Services Corporation. In addition, an unrealized $42,000 loss was recognized on loans held for sale.

Noninterest Expense. Noninterest expense increased by $358,000 , or 13.0% , to $3.1 million for the three months ended July 31, 2008 from $2.8 million for the three months ended July 31, 2007. Marketing expense increased $63,000 primarily due to advertising and promotional efforts associated with a new retail checking account. Professional fees increased $147,000 due to higher annual audit fees. Federal deposit insurance premiums increased $52,000, reflecting the new risk-based assessment system implemented by the Federal Deposit Insurance Corporation.

Income Taxes. The provision for income taxes was $41,000 for the three months ended July 31, 2008 compared to $57,000 for the three months ended July 31, 2007. Our effective tax rate was 181.0% for the three months ended July 31, 2008 compared to 32.1% for the three months ended July 31, 2007, reflecting the effects of recently enacted state tax legislation and the associated impact of revaluing our net deferred tax asset. On July 3, 2008, the Commonwealth of Massachusetts enacted a law that reduced the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. Our net deferred tax asset was revalued to reflect the effects of the enacted tax rates and resulted in additional tax expense of $38,000 for the three months ended July 31, 2008.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield.

	For the Three Months Ended July 31,
	2008			2007
	Average Balance	Interest Income/ Expense	(1) Yield/Cost	Average Balance	Interest Income/ Expense	(1) Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$336,666	$5,143	6.11%	$315,822	$5,273	6.68%
Mortgage-backed securities	237	3	5.06	307	4	5.21
Investment securities	27,253	269	3.95	29,779	304	4.08
Federal funds sold	4,099	20	1.95	1,328	17	5.12
Other	5,689	30	2.11	4,291	70	6.53

Total interest-earning assets	373,944	5,465	5.85	351,527	5,668	6.45
Noninterest-earning assets	18,716			18,530

Total assets	$392,660			$370,057

Interest-bearing liabilities:
Deposits	$258,533	1,973	3.05	$238,096	2,262	3.80
Subordinated deferrable interest debentures	4,124	95	9.21	4,124	95	9.21
Borrowed funds	73,685	726	3.94	69,397	898	5.18

Total interest-bearing liabilities	336,342	2,794	3.32	311,617	3,255	4.18
Noninterest-bearing liabilities	32,446			35,397

Total liabilities	368,788			347,014
Retained earnings	23,872			23,043

Total liabilities and retained earnings	$392,660			$370,057

Net interest income		$2,671			$2,413

Interest rate spread (3)			2.53%			2.27%
Net interest-earning assets (4).	$37,602			$39,910

Net interest margin (5)			2.86%			2.75%
Average interest-earning assets to average interest-bearing liabilities			111.18%			112.81%

(1)	Yields/costs are annualized.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities at the period indicated.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended July 31, 2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$336	$(466)	$(130)
Mortgage-backed securities	(1)	—	(1)
Investment securities	(25)	(10)	(35)
Federal funds sold	19	(16)	3
Other	18	(58)	(40)

Total interest-earning assets	347	(550)	(203)

Interest-bearing liabilities:
Deposits	183	(472)	(289)
Subordinated deferrable interest debentures	—	—	—
Borrowed funds	53	(225)	(172)

Total interest-bearing liabilities	236	(697)	(461)
Net change in interest income	$111	$147	$258

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and investment securities repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general market interest rates, economic conditions and competition. The Company’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing and investing activities during any given period. At July 31, 2008 and July 31, 2007, cash and cash equivalents totaled $23.3 million and $7.8 million, respectively. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.3 million and $29.8 million as July 31, 2008 and July 31, 2007, respectively. In addition, based on the most recent qualified collateral report, the Company had the ability to borrow a total of approximately $128.4 million from the Federal Home Loan Bank of Boston. As of July 31, 2008, the Company had $68.9 million in advances outstanding. Finally, brokered deposits may be used to complement our sources of liquidity up to a maximum of 15% of total deposits.

At July 31, 2008, the Company had $15.2 million in commitments to originate loans outstanding. In addition to commitments to originate loans, the Company had $8.2 million in unadvanced commercial lines of credit, $11.2 million in unadvanced home equity lines of credit, $15.4 million in undisbursed construction loans and $1.1 million in standby letters of credit.

Campello Bancorp, as a separately incorporated mutual holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirements at July 31, 2008 consisted of $4.2 million subordinated deferrable interest debentures, including accrued interest, which were issued to an unconsolidated subsidiary, Campello Capital Trust I, in connection with the issuance of 9.25% Company-Obligated Mandatorily Redeemable Capital Securities, due 2033, through a pooled trust preferred securities offering. Campello Bancorp funds virtually all expenses through dividends paid by the Bank.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Risk-based capital guidelines issued by the federal regulatory agencies require the Company and Bank to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At July 31, 2008, the Company had a Tier 1 risk-based capital ratio of 9.47% and a total risk-based capital ratio of 10.73%. The Bank had a Tier 1 risk-based capital ratio of 9.36% and a total risk-based capital ratio of 10.62% as of the same date.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On July 31, 2008, the Company and the Bank had Tier 1 leverage capital ratios of 6.81% and 6.74%, respectively.

As of July 31, 2008, the Bank was categorized as well capitalized under applicable regulations of the Federal Deposit Insurance Corporation. To be well capitalized, the Bank must maintain a minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes in off-balance sheet arrangements and contractual obligations during the quarter ended July 31, 2008. Please refer to the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective on September 11, 2008 for a table of contractual obligations and commitments.

Recent Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard is applied when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company adopted SFAS 157 as of May 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position was not material. See Note 3 for the Company’s expanded disclosures on its fair value measurements as of July 31, 2008.

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. The Company may elect the fair value option under SFAS No. 159 as of May 1, 2008 for any of its financial assets and liabilities that were not already reported at fair value. The Company has not elected to report other financial assets and financial liabilities at fair value.

In December 2007, the FASB released SFAS No. 141 (R), Business Combinations. This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and non controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141 (R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the Company’s current consolidated financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This Statement establishes the disclosure requirements for derivative instruments and for hedging activities. It amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of this standard will have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the most significant form of market risk is interest rate risk. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of the Company’s net interest income to changes in market interest rates. Accordingly, the Company’s board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate, given its business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. With the assistance of an interest rate risk management consultant, senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee generally meets at least on a quarterly basis to review the Company’s asset/liability policies and interest rate risk position.

Net Interest Income Simulation Analysis. Management analyzes the Company’s sensitivity to changes in interest rates through net interest income simulation analysis. Net interest income simulation measures the risk of a decline in earnings due to potential changes in interest rates. In the simulation analysis, net interest income is estimated for a twelve-month period using historical data and assumptions such as prepayments of loans and securities, deposit decay rates and pricing decisions on loans and deposits. Net interest income is then estimated for the same period in the event of an instantaneous 200 basis point increase or decrease in market interest rates. The table below represents an analysis of the Company’s interest rate risk as measured by the estimated changes in net interest income over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at July 31, 2008.

	Net Interest Income
	(Dollars in thousands)
Change in Interest Rates (1)	$ Amount	$ Change	% Change
+200 bp	$11,172	$(1,048)	-8.6%
0 bp	$12,220	$—	0.0%
-200 bp	$13,393	$1,173	9.6%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described in the Company’s Registration Statement, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The material weakness in the Company’s internal control over financial reporting resulted from the combined effect of deficiencies related to (i) ineffective credit review policies to ensure the timely receipt and analysis of current appraisals of loan collateral and borrower financial information, and (ii) ineffective monitoring of whether the allowance for loan loss methodology complied with current regulatory guidance. The first deficiency was noted because updated information regarding the fair value of collateral was not included in the Company’s files in all instances at renewal or extension dates for loans. The deficiency regarding the monitoring of the allowance for loan losses was identified because the risk ratings for certain lending relationships did not accurately reflect the associated credit risk of the borrower and management had initially calculated the allowance without full consideration of known trends, classification levels and other qualitative environmental factors. Further, The Community Bank’s security committee charged with overseeing risk ratings did not receive a tracking report to allow it to confirm that all approved changes have been implemented. Management of the Company has taken steps to improve its policies and procedures to remediate the material weakness including (1) establishing more specific time lines and procedures to ensure updated information is collected to assess the fair value of collateral on a timely basis, especially at loan renewal and/or extension dates, and to ensure that risk ratings accurately reflect associated credit risk(s), and (2) refining the allowance for loan loss calculation to ensure appropriate consideration of known trends, classification levels, other qualitative environmental factors and FAS 114 impairment assessment(s). Further, management of the Company has put in place improved tracking reports for risk rating changes used to assess credit risk in determining the allowance for loan loss and is enhancing training programs for employees in the credit monitoring function. Finally, the loan review function(s) currently in place will be reviewed and monitored and may be enhanced by management personnel outside the loan department. The foregoing remediation efforts have been reviewed, considered and approved by the Bank’s security committee.

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party, other than ordinary routine litigation incidental to the business of the Company.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors”, at pages 16-24 of the Stock Holding Company’s prospectus dated September 11, 2008 contained in the Stock Holding Company’s Registration Statement on Form S-1. There has been no material change in the Stock Holding Company’s risk factors during the three months ended July 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered equity securities during the period covered by this Report.

(b)	The Stock Holding Company’s stock offering has not been completed. Information with respect to use of proceeds will be furnished in subsequent filings.

(c)	There were no issuer repurchases of equity securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
2.0	Plan of Conversion and Reorganization (1)

3.1	Articles of Incorporation of Campello Bancorp, Inc.(1)

3.2	Bylaws of Campello Bancorp, Inc. (1)

4.0	Stock Certificate of Campello Bancorp, Inc. (1)

10.0	Agency Agreement between The Community Bank, Campello Bancorp, Inc., and Stifel Nicolaus & Company, Incorporated

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-152391.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campello Bancorp, Inc.

Date: October 24, 2008	By:	/s/ David W. Curtis
David W. Curtis
President and Chief Executive Officer

Date: October 24, 2008	By:	/s/ Dennis P. Jones
Dennis P. Jones
Senior Vice President and Chief Financial Officer