Form 10-Q
period 2008-10-31
Campello Bancorp, Inc.
filed 2008-12-15
CIK 1439672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 2008

                                                        OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the transition period from           to

                        Commission file number: 001-34191

                             CAMPELLO BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Maryland                                        26-3594704
         (State or Other Jurisdiction of                    (I.R.S Employer
          Incorporation of Organization)                     Identification No.)

          1265 Belmont Street, Brockton, MA                     02301
        (Address of Principal Executive Office)              (Zip Code)

                                 (508) 587-3210
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer |_|                    Accelerated filer |_|

          Non-accelerated filer |_|               Smaller reporting company |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes |_| No |X|

As of December 8, 2008, there were no shares of the registrant's common stock outstanding.

                             CAMPELLO BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                           ---------
PART I. FINANCIAL INFORMATION Item 1. Financial Statements

        o  Consolidated Balance Sheets at October 31, 2008 and April 30, 2008                                     4
        ---------------------------------------------------------------------

        o  Consolidated Statements of Income for the Three and Six Months Ended October 31, 2008 and              5
        ---------------------------------------------------------------------------------------------
           2007
        ------
        o  Consolidated Statements of Retained Earnings for the Six Months Ended October 31, 2008 and
        ----------------------------------------------------------------------------------------------
           2007                                                                                                   6
        -------

        o  Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2008 and 2007               7
           ----------------------------------------------------------------------------------------

        o  Notes to Unaudited Consolidated Financial Statements                                                   9
           ----------------------------------------------------

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                  12
          -------------------------------------------------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                             27
          ----------------------------------------------------------

Item 4.   Controls and Procedures                                                                                28
          -----------------------


PART II. OTHER INFORMATION
Item 1    Legal Proceedings                                                                                      28
          -----------------

Item 1A.  Risk Factors                                                                                           29
          ------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                            29
          -----------------------------------------------------------

Item 3.   Defaults Upon Senior Securities                                                                        29
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders                                                    29
          ---------------------------------------------------

Item 5.   Other Information                                                                                      29
          -----------------

Item 6.   Exhibits                                                                                               30

          Signatures



                             CAMPELLO BANCORP, INC.

                                Explanatory Note


Campello Bancorp, Inc. (the "Stock Holding Company") filed a registration statement on Form S-1 (Commission File No. 333-152391) ("Registration Statement") with the Securities and Exchange Commission (the "SEC"), which the SEC declared effective on September 11, 2008. The Registration Statement included consolidated financial statements of Campello Bancorp, a Massachusetts chartered mutual holding company and subsidiaries ("MHC" or the "Company") for the year ended April 30, 2008. Therefore, the Stock Holding Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the second interim period subsequent to the last period reported in the Registration Statement.

                        CAMPELLO BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

The Stock Holding Company was incorporated to be the holding company for The Community Bank, a Massachusetts Co-operative Bank, upon completion of the MHC's conversion from a mutual holding company to a stock holding company. At October 31, 2008, the Stock Holding Company had no assets and conducted no operations, and therefore, the information presented in this report is for the MHC.

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     October 31,          April 30,
                                                                                         2008                2008
                                                                                   -----------------    ---------------
                                    ASSETS
Cash and due from banks                                                                  $5,691,386          6,373,503
Federal funds sold                                                                        1,230,619          3,505,629
Investment and mortgage-backed securities available for sale                             30,061,959         27,534,538
Loans held for sale                                                                               -          4,193,705
Loans (net of allowance for loan losses of  $5,102,091 at October 31, 2008
and $4,624,746 at April 30, 2008)                                                       343,633,003        322,558,963
Accrued interest receivable                                                               1,698,178          1,704,184
Co-operative Central Bank Reserve Fund deposit                                              425,875            425,875
FHLB stock                                                                                4,647,800          4,647,800
Servicing assets                                                                            183,218            216,871
Real estate owned                                                                         1,341,893            627,217
Premises and equipment, net                                                               8,175,656          8,284,298
Deferred income taxes                                                                     2,654,099          2,416,078
Bank-owned life insurance                                                                 2,378,985          2,334,675
                                                                                            799,586            820,302
Goodwill and other intangible assets, net
                                                                                          2,190,331          1,134,534
Prepaid expenses and other assets
                                                                                   -----------------    ---------------
            Total assets                                                           $    405,112,588        386,778,172
                                                                                   =================    ===============

                      LIABILITIES AND RETAINED EARNINGS
Liabilities:
   Deposits                                                                        $    294,035,561        279,492,088
   Stock subscriptions                                                                    5,070,214                  -
   FHLB advances and other borrowings                                                    76,598,310         77,402,833
   Subordinated deferrable interest debentures                                            4,124,000          4,124,000
   Principal and interest collections due to investors                                      308,445            726,770
   Escrow deposits of borrowers                                                             155,763             89,403
    Accrued expenses and other liabilities                                                1,344,823          1,549,534
                                                                                   -----------------    ---------------
        Total liabilities                                                               381,637,116        363,384,628
                                                                                   -----------------    ---------------
Retained earnings                                                                        23,450,584         23,245,523
Accumulated other comprehensive gain, net of tax                                             24,888            148,021
                                                                                   -----------------    ---------------
           Total retained earnings                                                       23,475,472         23,393,544
                                                                                   -- --------------    ---------------
           Total liabilities and retained earnings                                 $    405,112,588        386,778,172
                                                                                   =================    ===============



                See accompanying notes to consolidated financial
                                  statements.

                        CAMPELLO BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended                        Six Months Ended
                                                              October 31,                              October 31,
                                                       2008                 2007                2008                2007
                                                 -----------------    -----------------    ----------------    ----------------
Interest income:
   Loans                                          $     5,447,720            5,449,390          10,590,572          10,722,686
   Investment and mortgage-backed securities              333,011              398,033             634,597             774,325
   Interest bearing deposits                                  615                2,413               1,628               4,371
   Federal funds sold                                      12,741               20,004              32,404              36,530
                                                 -----------------    -----------------    ----------------    ----------------
           Total interest income                        5,794,087            5,869,840          11,259,201          11,537,912
                                                 -----------------    -----------------    ----------------    ----------------

Interest expense:
   Deposits                                             1,875,724            2,226,477           3,849,202           4,488,375
   FHLB advances and other borrowings                     758,411            1,092,329           1,579,326           2,085,123
                                                 -----------------    -----------------    ----------------    ----------------
          Total interest expense                        2,634,135            3,318,806           5,428,528           6,573,498
                                                 -----------------    -----------------    ----------------    ----------------
              Net interest income                       3,159,952            2,551,034           5,830,673           4,964,414
Provision for loan losses                                 600,000              261,000             825,000             522,000
                                                 -----------------    -----------------    ----------------    ----------------
         Net interest income, after
           provision for loan losses                    2,559,952            2,290,034           5,005,673           4,442,414
                                                 -----------------    -----------------    ----------------    ----------------

Noninterest income:
   Customer service charges and other fees
                                                          417,606              375,269             809,934             770,578
   Gain (loss) on sale of loans, net                       21,896                3,122            (17,394)              13,720
   Loan servicing fees                                     65,193               56,717             131,856             113,533
   Insurance commissions                                  176,839              176,909             334,136             339,997
   Gain (loss) on sale of real estate                     (2,009)               46,634             (2,009)              46,634
   Other                                                  103,364              106,551             217,097             260,525
                                                 -----------------    -----------------    ----------------    ----------------
           Total noninterest income                       782,889              765,202           1,473,620           1,544,987
                                                 -----------------    -----------------    ----------------    ----------------

Noninterest expense:
   Compensation and employee benefits                   1,628,088            1,573,196           3,228,643           3,166,247
   Office occupancy                                       406,469              354,527             837,140             742,888
   Data processing                                        237,171              205,177             459,779             404,366
   Marketing                                              145,585               97,217             287,204             175,874
   Professional fees                                       83,745               50,805             300,188             120,057
   Office supplies                                         35,393               43,578              72,342              70,343
   Amortization of loan servicing assets                   23,223               31,000              50,157              62,547
   Federal deposit insurance                               61,759               31,813             121,443              39,600
   Other                                                  406,044              337,813             784,551             698,704
                                                 -----------------    -----------------    ----------------    ----------------
            Total noninterest expense                   3,027,477            2,725,126           6,141,447           5,480,626
                                                 -----------------    -----------------    ----------------    ----------------

            Income before income tax
                 expense                                  315,364              330,110             337,846             506,775
Income tax expense                                         92,099              117,588             132,785             174,261
                                                 -----------------    -----------------    ----------------    ----------------
        Net income                               $        223,265              212,522             205,061             332,514
                                                 =================    =================    ================    ================

          See accompanying notes to consolidated financial statements.
                                        5

                        CAMPELLO BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)

                                                                            Accumulated
                                                                               other
                                                                           comprehensive
                                                      Retained              gain (loss)
                                                      earnings               Net of tax              Total
                                                ----------------------    -----------------    -------------------

Balance, April 30, 2007                         $          22,867,764            (143,146)            22,724,618
   Net income                                                 332,514                   -                332,514
   Unrealized gains on securities
     available for sale, net of tax expense
                                                                    -             151,246                151,246
                                                                                               -------------------
          Total comprehensive income                                                                     483,760
                                                ----------------------    -----------------    -------------------
Balance, October 31, 2007                                  23,200,278               8,100             23,208,378
                                                ======================    =================    ===================

Balance, April 30, 2008
                                                           23,245,523             148,021             23,393,544
   Net income
                                                              205,061                   -                205,061
   Unrealized losses on securities
     available for sale, net of tax expense                         -            (123,133)              (123,133)
                                                                                               -------------------
             Total comprehensive income                                                                   81,928
                                                ----------------------    -----------------    -------------------
Balance, October 31, 2008                        $         23,450,584              24,888             23,475,472
                                                ======================    =================    ===================









          See accompanying notes to consolidated financial statements.

                        CAMPELLO BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                 October 31,

                                                                                          2008               2007
                                                                                     ------------------------------------
Cash flows from operating activities:
   Net income                                                                        $    205,061           332,514
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Provision for loan losses                                                            825,000           522,000
     Depreciation of premise and equipment                                                279,129           282,100
     Accretion of premium and discounts                                                   (69,080)         (124,840)
     Amortization of servicing assets                                                      50,157            62,547
     Amortization of intangible asset                                                      20,716            20,716
     Deferred income taxes                                                               (168,617)         (292,650)
     Gain on sale of loans                                                                (25,731)          (18,728)
     Loans originated for sale                                                           (755,453)       (4,909,348)
     Proceeds from sale of loans held for sale                                          3,304,421         2,199,169
     Loss (gain) on sale of real estate                                                     2,009           (46,634)
     Unrealized loss on loans held for sale                                                42,120                 -
     Origination of servicing assets                                                      (16,504)          (28,572)
     Changes in assets / liabilities:
        Decrease (increase) in accrued interest receivable                                  6,006            (39,281)
        Increase in cash surrender value of bank-owned life insurance                     (44,310)           (42,855)
        (Increase) decrease in prepaid expenses and other assets                       (1,055,797)           254,631
        Increase in escrow deposits of borrowers                                           66,360            136,799
        (Decrease) increase in principal and interest collections due to
         investors                                                                       (418,325)           113,953
        Decrease in accrued expenses and other liabilities                               (204,711)          (295,898)
                                                                                     --------------     -----------------
             Net cash provided by (used in) operating activities                        2,042,451         (1,874,377)
                                                                                     --------------     -----------------
Cash flows from investing activities:
   Purchase of investment and mortgage-backed securities available for sale           (13,947,983)        (8,998,829)
    Proceeds from maturities of investment and mortgage-backed securities
                   available for sale                                                  11,297,105          7,996,163
    Purchase of FHLB stock                                                                     -            (469,700)
    Loan originations, net                                                            (24,154,842)       (13,884,851)
    Proceeds from sale of loans                                                         2,995,774          4,420,335
    Proceeds from sale of real estate owned                                               171,691            253,614
    Purchases of premises and equipment                                                  (170,487)           (73,102)
                                                                                 ------------------    ------------------
             Net cash used in investing activities                                    (23,808,742)       (10,756,370)
                                                                                 ------------------    ------------------


                                   (Continued)





                        CAMPELLO BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                               October 31,
                                                                                            2008              2007
                                                                                     ----------------------------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                                     14,543,473        (778,721)
    Proceeds from stock subscriptions                                                       5,070,214               -
    Net (decrease) increase in Federal Home Loan Bank borrowings                            (804,523)      11,202,945
                                                                                      ----------------- ---------------
             Net cash provided by financing activities                                    18,809,164       10,424,224
                                                                                      ----------------- ---------------
             Net decrease in cash and cash equivalents                                    (2,957,127)      (2,206,523)
Cash and cash equivalents at beginning of period                                           9,879,132        7,965,681
                                                                                      ----------------- ---------------
Cash and cash equivalents at end of period                                            $    6,922,005        5,759,158
                                                                                      =================  ==============
Supplementary disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                         $    5,456,024        6,486,179
     Income taxes                                                                            360,573          370,086
   Noncash activity:
     Transfer of loans to real estate owned
                                                                                             927,376                -
     Transfer of loans held for sale to loans held to maturity                             1,676,934                -




          See accompanying notes to consolidated financial statements.

                        CAMPELLO BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     Campello Bancorp, a mutual holding company, and its subsidiaries, The Community Bank, a Massachusetts Co-operative Bank (the Bank), a state-chartered stock cooperative bank, and Cody Services Corporation, an entity that performs inspection services on behalf of the Bank, are located in Brockton, Massachusetts. The Bank provides a variety of loan and deposit services to its customers. The Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (FDIC) and the Massachusetts Division of Banks, and the Company is subject to regulation by the Federal Reserve Board. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC for deposits up to $250,000 and the Share Insurance Fund for deposits in excess of $250,000.

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

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Cody Services Corporation, and the Bank's wholly owned subsidiaries, Campello Securities Corporation and Windstream Insurance, Inc., and the Bank's 80% ownership interest in McCormick & Sons Insurance Agency, Inc. The Company is also the sponsor of Campello Capital Trust I, an unconsolidated Delaware statutory trust which was formed to issue trust preferred securities through a pooled offering.

     The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the Company's April 30, 2008 audited consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective on September 11, 2008.

     In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Results for the six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

     When necessary, certain amounts in prior periods' financial statements have been reclassified to conform to the current period presentation.

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

     As part of the Conversion, The Community Bank will establish a liquidation account in an amount equal to the net worth of The Community Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at The

     Community Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

     Subsequent to the Conversion, the Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

     Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. As of October 31, 2008, Conversion costs amounting to $1.4 million have been incurred and are included in other assets in the accompanying balance sheet.

     As part of the Conversion, the Company intends to implement an employee stock ownership plan and other benefit and salary continuation plans for directors, officers and employees.

     In addition, as part of the Conversion, the Company intends to form a charitable foundation (the "Foundation") by contributing to the Foundation a number of shares of its authorized but unissued common stock and cash in an amount up to 5% of the Stock Holding Company common stock issued in the offering.

     On December 3, 2008, the Company announced that it will extend the offering associated with the Conversion and commence a resolicitation of orders in the first calendar quarter of 2009. The resolicitation, conducted under a new independent appraisal and updated Company financial data, is expected to be completed in the first calendar quarter of 2009.

3.   Fair Value of Assets and Liabilities

     Effective May 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

     Pursuant to FSP 157-2, the Company did not adopt SFAS 157 for nonfinancial assets or nonfinancial liabilities that are recorded or disclosed at fair value on a non-recurring basis. These include goodwill and other identifiable intangible assets. The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and liabilities. On October 10, 2008, the FASB issued FSP 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued. This new guidance had no effect on our consolidated results of operations or financial position.

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

     In accordance with SFAS 157, the Company groups its financial assets and financial liabilities at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three levels are defined as follows:

     Level 1 - Quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. As of October 31, 2008, the Company did not have any items classified as Level 1.

     Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

     Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities and involve management judgment. Level 3 assets or liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of October 31, 2008, the Company did not have any items classified as Level 3.


Assets measured at fair value on a recurring basis are summarized below:

                                                                         Fair Value Measurements Using
                                                               ------------------------------------------------
                                                                   Quoted
                                                                 Prices in
                                                                   Active       Significant
                                                                Markets for        Other         Significant
                                                                 Identical       Observable      Unobservable
                                                 October 31,       Assets          Inputs           Inputs
                                                   2008          (Level 1)       (Level 2)        (Level 3)
                                              ---------------  --------------- ---------------  ---------------
                                                                       (In thousands)

Securities available for sale               $         30,062                -   $   30,062                   -
                                            -----------------  --------------- ---------------  ---------------

Available-for-sale debt securities consist primarily of U.S. Government and government-sponsored enterprise obligations. These instruments generally have quoted prices that are traded less frequently than exchange traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of October 31, 2008:


                                                                        Fair Value Measurements Using
                                                               -------------------------------------------------
                                                                   Quoted
                                                                 Prices in
                                                                   Active       Significant
                                                                Markets for        Other          Significant
                                                                 Identical       Observable      Unobservable
                                                October 31,        Assets          Inputs           Inputs
                                                   2008          (Level 1)       (Level 2)        (Level 3)
                                              ---------------  --------------- ---------------  ---------------
                                                                       (In thousands)

Impaired loans                                 $         926    $           -   $         926    $           -
Real estate owned                                        548                              548                -
                                              ---------------  --------------- ---------------  ---------------
                                               $       1,474   $            -   $       1,474   $            -
                                              ===============  =============== ===============  ===============


Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral, in accordance with SFAS No. 114 (as amended). A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. The decrease in specific allowances assigned to impaired loans was $143,000 and $151,000 for the three and six months ended October 31, 2008, respectively. The amount of other real estate owned represents the carrying value based on the appraised value of the collateral less the costs to sell the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in this report and the consolidated financial statements of Campello Bancorp and subsidiaries and notes thereto included in the Company's Registration Statement.

Forward-Looking Statements

     This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by the use of words such as "estimate", "project", "believe", "intend", "anticipate", "plan", "seek", "expect", and words of similar meaning. These forward-looking statements
include,   but  are  not  limited  to,  statements  of  goals,   intentions  and
expectations; statements regarding business plans, prospects, growth and operating strategies; statements regarding the asset quality of the Company's loan and investment portfolios and estimates of risks and future costs and benefits.

     These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

     The following factors, among others, could cause actual results to differ materially from anticipated results or other expectations expressed in the forward-looking statements: (i) general economic conditions, either nationally or in our market areas, that are worse than expected, including further deterioration in the local real estate market; (ii) competition among depository and other financial institutions; (iii) changes in the interest rate environment that reduce the Company's margin or reduce the fair value of financial instruments; (iv) adverse changes in the securities market; (v) changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; (vi) management's ability to enter new markets successfully and capitalize on growth opportunities; (vii) management's ability to successfully integrate acquired entities; (viii) changes in consumer spending, borrowing and savings habits;
(ix) changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and (x) changes in the organization, compensation and benefit plans and retention and recruitment of qualified personnel.

     Because of these and other uncertainties, the Company's actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

     The Company's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities (primarily government-sponsored enterprise obligations) and other interest-earning assets (primarily Federal Home Loan Bank stock and cash and cash equivalents) and the interest paid on interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit and Federal Home Loan Bank advances. Results of operations also are affected by provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service charges, commissions on sales of insurance products, loan servicing fees and gains (losses) on sales of loans. Noninterest expense consists primarily of compensation and employee benefits, office occupancy expense, data processing, marketing and public relations, professional services, office supplies, federal deposit insurance and other operating expenses. Results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on income or the carrying value of certain assets. The Company's critical accounting policies are as follows:

     Allowance for Loan Losses. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged-off are credited to the allowance as amounts are received.

     The allowance for loan losses is determined using a systematic analysis and a disciplined procedure based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components:
"general", "specific", and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk. Coverage percentages applied are determined based on historical loss rates adjusted for other qualitative and environmental factors consistent with industry practice. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. The unallocated component supplements the first two components based on management's judgment of the effect of current economic conditions and trends on borrowers' abilities to repay, and other factors and helps to minimize the risk related to the margin of imprecision associated with estimating general and specific losses in the portfolio. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

     While management evaluates current available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Comparison of Financial Condition at October 31, 2008 and April 30, 2008

     Total Assets. Total assets increased by $18.3 million, or 4.7%, to $405.1 million at October 31, 2008 from $386.8 million at April 30, 2008. This increase was primarily due to an increase in loans outstanding.

     Cash and Cash Equivalents. Cash and cash equivalents decreased $3.0 million, or 29.9%, to $6.9 million at October 31, 2008 from $9.9 million at April 30, 2008. The decrease was primarily due to the reinvestment of proceeds from federal funds sold to investment securities.

     Investment and Mortgage-backed Securities. Investment and mortgage-backed securities increased $2.5 million, or 9.2%, to $30.1 million at October 31, 2008 from $27.5 million at April 30, 2008. The increase reflected the reinvestment of proceeds from federal funds sold.


The amortized cost and fair value of securities available for sale, follows:



                                                October 31,                   April 30,
                                       -----------------------------------------------------------
                                                  2008                         2008
                                       -----------------------------------------------------------
                                         Amortized       Fair        Amortized        Fair
                                           Cost         Value           Cost          Value
                                       -----------------------------------------------------------
                                                            (In thousands)
Investment securities available for
  sale:
  U.S. Government and
     government-sponsored enterprise
     obligations...................        $  29,804    $  29,845      $  27,061       $ 27,294
                                           ---------    ---------      ---------       --------
     Total investment securities
       available-for-sale..........        $  29,804    $  29,845    $    27,061      $  27,294
                                           =========    =========    ===========      =========


Mortgage-backed securities available
  for sale:
    Fannie Mae.....................         $    112    $     110    $       122      $     121
    Ginnie Mac.....................              108          107            120            120
                                           ---------    ---------    -----------      ---------
     Total mortgage-backed securities
         available for sale........        $   220      $     217       $    242        $   241
                                           =========    =========     ==========      =========


     Loans, Net. Loans, net of the allowance for loan loss increased $21.1 million, or 6.5%, to $343.6 million at October 31, 2008 from $322.6 million at April 30, 2008. One- to four-family residential mortgage loans increased $10.7 million, or 7.1%, to $161.3 million at October 31, 2008 from $150.6 million at April 30, 2008. Commercial real estate loans increased $9.6 million, or 10.5%, to $100.9 million at October 31, 2008 from $91.3 million at April 30, 2008.

The following table sets forth the composition of the loan portfolio at the dates indicated:


                                                       October 31,                   April 30,
                                               ---------------------------------------------------------
                                                          2008                         2008
                                               ---------------------------------------------------------
                                                 Amount         Percent         Amount        Percent
                                               -----------    -----------     -----------   -----------
                                                               (Dollars in thousands)
Real estate loans:
   Residential.............                   $   161,317        46.37%     $   150,573         46.15%
   Equity lines of credit..                        10,860         3.12           10,825          3.32
   Commercial..............                       100,921        29.01           91,307         27.99
   Construction and Land
    Development............                        55,165        15.86           56,169         17.22
Commercial and Industrial                          18,471         5.30           16,156          4.95
Other......................                         1,187         0.34            1,213          0.37
                                              -----------     -----------     -----------   -----------
Total loans receivable.....                       347,921       100.00%       $ 326,243       100.00%
                                                              ===========                   ===========
Deferred loan costs........                           814                           941
Allowance for loan losses..                        (5,102)                      (4,625)
                                               ----------                       -------
Total loans receivable, net                    $  343,633                     $ 322,559
                                               ===========                    ==========



The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

                                                             October 31,       April 30,
                                                         ----------------  ----------------
                                                                2008              2008
                                                         ----------------  ----------------
                                                                (Dollars in thousands)

                     Non-accrual loans:
                       Real estate loans:
                          Residential...................     $ 3,805          $  2,065
                          Equity lines of credit........         428               428
                          Commercial....................       1,843             3,035
                          Construction and Land
                            Development...............         1,344               855
                       Commercial and Industrial........       1,626             1,088
                       Other............................           -                 -
                                                           ---------         ---------
                          Total.........................       9,046             7,471
                                                           ---------         ---------

                     Accruing loans 90 days or more past due:
                       Real estate loans:
                          Residential...................           -                 -
                          Equity lines of credit........           -                 -
                          Commercial....................           -             2,093
                          Construction and Land
                              Development...............           -               204
                       Commercial and Industrial........           -                 -
                       Other............................           -                 -
                                                            --------         ---------
                          Total ..................                 -             2,297
                                                            --------         ---------

                     Restructured loans  (1)                       -               535
                                                            --------         ---------
                     Total non-performing loans..........       9,046            0,303
                     Foreclosed real estate..............       1,342              627
                                                            ---------        ---------
                     Total non-performing assets.........  $   10,388        $  10,930
                                                           ==========        =========

                     Ratios:
                        Total non-performing loans to
                        total loans......................      2.59%             3.15%
                        Total non-performing loans to
                        total assets.....................      2.23%             2.67%
                        Total non-performing assets to
                        total assets.....................      2.56%             2.83%



(1) There were $662,000 of restructured non-accruing loans at October 31, 2008.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:


                                            At or For the Six Months Ended October 31,
                                          ----------------------------------------------
                                                 2008                  2007
                                          ---------------------  -----------------------
                                                       (Dollars in thousands)

Balance at beginning of year.......           $      4,625            $         3,661

Charge-offs:
  Real estate loans:
     Residential...................                     51                          -
     Equity lines of credit........                      -                          -
     Commercial....................                    131                          -
     Construction and Land                              34                          -
      Development..................
 Commercial and Industrial.........                    125                         18
  Other............................                      8                         15
                                            ------------------        --------------------
     Total charge-offs.............          $         349            $            33
                                            ------------------        --------------------

Recoveries:
  Real estate loans:                                     -                          -
     Residential...................                      -                          -
     Equity lines of credit........                      -                          -
     Commercial....................                      -                          -
     Construction and Land                               -                          -
       Development.................
 Commercial and Industrial.........                      -                          -
  Other............................                      1                          1
     Total recoveries..............          $           1            $             1
                                           -------------------        -------------------

Net charge-offs....................                    348                         32
Provision for loan losses..........                    825                        522
                                           -------------------        -------------------

Balance at end of period...........          $       5,102            $         4,151
                                           ===================        ===================

Ratios:
Annualized net charge-offs to
   average loans outstanding.......                  0.20%                      0.02%
Allowance for loan losses to
   non-performing loans at end
   of period.......................                 56.40%                    112.10%
Allowance for loan losses to total
   loans at end of period..........                  1.46%                      1.29%


     Deferred Income Taxes. The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments to such asset are recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset. Based on this review, management believes it is more likely than not that the Company will realize the gross deferred tax asset existing at October 31, 2008. The primary sources of recovery are federal income taxes paid that are available for carry back and the expectation that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, the amount of the gross deferred tax asset considered realizable could be reduced if projected taxable income is not achieved. It should be noted that factors beyond management's control, such as the state of the economy and real estate values, can affect levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

     Deposits. Deposits increased $14.5 million, or 5.2%, to $294.0 million at October 31, 2008 from $279.5 million at April 30, 2008. Brokered deposits increased $10.2 million to $25.4 million at October 31, 2008 from $15.2 million at April 30, 2008. In addition, the increase in deposits was attributable to two recently introduced core deposit products, a high yield retail checking account linked to several electronic banking services and a high yield, automatic savings program.

The following table sets forth the Company's deposit accounts at the dates indicated:


                                  October 31, 2008                     April 30, 2008
                          ---------------------------          --------------------------
                             Amount          Percent              Amount        Percent
                          ------------   ------------          -------------  -----------
                                            (Dollars in thousands)

Demand deposit accounts    $   30,629         10.42%           $  29,604         10.59%
Checking accounts.....        100,488         34.18              106,753         38.20
Savings accounts......         47,958         16.31               34,138         12.21
Money market deposit
  accounts............          1,465          0.50                1,471          0.53
Certificates of deposit       113,496         38.59              107,526         38.47
                          -------------  ------------          ------------   -----------
   Total deposits.....   $    294,036        100.00%           $ 279,492        100.00%
                         ==============  =============         ============   ============


     FHLB Advances and Other Borrowings. FHLB advances and other borrowings decreased $805,000, or 1.0%, to $76.6 million at October 31, 2008 from $77.4 million at April 30, 2008. The decrease in borrowed funds was due to the increase in deposits at October 31, 2008 compared to April 30, 2008.

     Total Retained Earnings. Retained earnings increased $82,000 to $23.5 million at October 31, 2008 from $23.4 million at April 30, 2008. The increase reflected net income of $205,000 for the six-month period ended October 31, 2008 and a decrease of $123,000 in other comprehensive income due to the effects of interest rate movements on the available-for-sale investment securities portfolio.

Comparison of Operating Results for the Three and Six Months Ended October 31, 2008 and October 31, 2007

     Net Income. Net income for the quarter ended October 31, 2008 was $223,000 compared to $213,000 for the quarter ended October 31, 2007. The increase in net income of $11,000, or 5.1%, was due to increases in net interest income and noninterest income and lower income tax expense. These items were substantially offset by higher provision for loan loss and noninterest expense.

Net income for the six months ended October 31, 2008 was $205,000 compared to $333,000 for the six months ended October 31, 2007. The decrease in net income of $127,000, or 38.3%, was due to higher provision for loan losses and noninterest expenses, which more than offset higher net interest income.

     Net Interest Income. Net interest income increased by $609,000, or 23.9%, to $3.2 million for the three months ended October 31, 2008 from $2.6 million for the comparable 2007 period. The increase resulted from the $24.2 million, or 6.8%, increase in average interest-earning assets and an increase in our interest rate spread to 3.00% in the 2008 period from 2.38% in the 2007 period and our net interest margin to 3.31% in the 2008 period from 2.86% in the 2007 period.

Net interest income increased by $866,000, or 17.5%, to $5.8 million for the six months ended October 31, 2008 from $5.0 million for the comparable 2007 period. The increase resulted from the $23.3 million, or 6.6%, increase in average interest-earning assets and an increase in our interest rate spread to 2.76% in the 2008 period from 2.33% in the 2007 period and our net interest margin to 3.09% in the 2008 period from 2.80% in the 2007 period.

     Interest Income. Interest income decreased $76,000, or 1.3%, to $5.8 million for the three months ended October 31, 2008 from $5.9 million for the comparable 2007 period. The decrease was primarily due to a 50 basis point decline in the overall yield on interest earning assets to 6.07% for the three months ended October 31, 2008 from 6.57% for the comparable 2007 period. The lower overall yield on interest earning assets reflected the lower interest rate environment during the 2008 period compared to the 2007 period as well as the impact of higher non-performing loans in the 2008 period. For the three months ended October 31, 2008, interest income that would have been recognized had the nonaccrual loans at the end of the period remained on accrual status throughout the period amounted to $189,000. The lower overall yield on interest earning assets was partially offset by a $24.2 million increase in average interest earning assets.

Interest income decreased $279,000, or 2.4%, to $11.3 million for the six months ended October 31, 2008 from $11.5 million for the comparable 2007 period. The decrease was primarily due to a 55 basis point decline in the overall yield on interest earning assets to 5.96% for the six months ended October 31, 2008 from 6.51% for the comparable 2007 period. The lower overall yield on interest earning assets reflected the lower interest rate environment during the 2008 period compared to the 2007 period as well as the impact of higher non-performing loans in the 2008 period. For the six months ended October 31, 2008, interest income that would have been recognized had the nonaccrual loans at the end of the period remained on accrual status throughout the period amounted to $299,000. The lower overall yield on interest earning assets was partially offset by a $23.3 million increase in average interest earning assets.

     Interest Expense. Interest expense decreased $685,000, or 20.6%, to $2.6 million for the three months ended October 31, 2008 from $3.3 million for the comparable 2007 period. The decrease was primarily due to a 112 basis point decline in the overall cost of interest bearing liabilities to 3.07% for the three months ended October 31, 2008 from 4.19% for the comparable 2007 period. The lower overall cost of interest bearing liabilities reflected the lower interest rate environment during the 2008 period compared to the 2007 period. The lower overall cost of interest bearing liabilities was partially offset by a $26.0 million increase in average interest bearing liabilities.

Interest expense decreased $1.1 million, or 17.4%, to $5.4 million for the six months ended October 31, 2008 from $6.6 million for the comparable 2007 period. The decrease was primarily due to a 98 basis point decline in the overall cost of interest bearing liabilities to 3.20% for the six months ended October 31, 2008 from 4.18% for the comparable 2007 period. The lower overall cost of interest bearing liabilities reflected the lower interest rate environment during the 2008 period compared to the 2007 period. The lower overall cost of interest bearing liabilities was partially offset by a $25.4 million increase in average interest bearing liabilities.

     Provision for Loan Losses. The Company recorded a provision for loan losses of $600,000 for the three months ended October 31, 2008 and $261,000 for the three months ended October 31, 2007. The Company recorded $825,000 and $522,000 in provision for loan losses during the six months ended October 31, 2008 and 2007, respectively. Net charge-offs totaled $318,000 and $13,000, respectively, for the three months ended October 31, 2008 and 2007. Net charge-offs for the six months ended October 31, 2008 and 2007 were $348,000 and $32,000, respectively. At October 31, 2008, the allowance for loan losses totaled $5.1 million or 1.46% of total loans, compared to 1.41% at April 30, 2008 and 1.29% at October 31, 2007.

     Non-performing assets decreased from $10.9 million at April 30, 2008 to $10.4 million at October 31, 2008. This decrease was due primarily to a $2.3 million reduction in accruing loans 90 days or more past their contractual maturity date. Accruing loans 90 days or more past their contractual maturity date are loans that were in the process of being renewed or extended by the Company and borrowers were continuing to make monthly payments of interest and principal as applicable, pending renewal or extension. Restructured loans decreased by $535,000 as a result of one restructured loan as of April 30, 2008 being transferred to non-accrual status. These reductions were partially offset by an increase in non-accrual loans from $7.5 million to $9.0 million. The increase in non-accrual loans related primarily to six single-family owner-occupied residential mortgages totaling $1.8 million. All such mortgages were adequately collateralized or reserved at October 31, 2008, and management does not expect to incur any additional losses on such mortgages. In addition, foreclosed real estate increased from $627,000 at April 30, 2008 to $1.3 million at October 31, 2008. On the basis of our review at October 31, 2008, classified assets consisted of substandard assets of $10.2 million compared to $5.3 million at of April 30, 2008. The increase in substandard assets was due primarily to one commercial real estate loan and one subdivision loan, which are secured by property in our market area. The balance of these loans totaled $3.3 million at October 31, 2008.

     Recent weakness in economic conditions has had a severe impact on nationwide housing and financial markets and the financial services industry in general. Continuation of these national trends could further weaken the local economy and have long-term adverse consequences in the local housing, construction and banking industries, negatively impacting the Company's financial condition and performance in a variety of ways. If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.

     Noninterest Income. Noninterest income increased $18,000, or 2.3% to $783,000 for the three months ended October 31, 2008 from $765,000 for the three months ended October 31, 2007. Customer service charges and other fees increased $42,000 in the 2008 period reflecting higher late charges associated with increased loan delinquencies. Gain on sale of loans increased $19,000 due to sales of the SBA-insured portion of certain commercial loans. Offsetting these increases, a $2,000 loss was recognized on the sale of foreclosed real estate during the three months ended October 31, 2008 compared to a gain on the sale of foreclosed real estate of $47,000 during the comparable 2007 period.

Noninterest income decreased $71,000, or 4.6%, to $1.5 million for the six months ended October 31, 2008 from $1.5 million for the six months ended October 31, 2007. A $17,000 loss on sale of loans was recognized during the six months ended October 31, 2008, reflecting a $42,000 unrealized loss on loans held for sale, compared to a gain on sale of loans of $14,000 during the comparable 2007 period. The Company also recognized a $2,000 loss on the sale of foreclosed real estate during the six months ended October 31, 2008 compared to a gain on the sale of foreclosed real estate of $47,000 during the comparable 2007 period. Other noninterest income declined $43,000 due primarily to reduced inspection services revenue from Cody Services Corporation. These changes were partially offset by a $39,000 increase on customer service charges and other fees reflecting higher late charges associated with increased loan delinquencies.

     Noninterest Expense. Noninterest expense increased by $302,000, or 11.1%, to $3.0 million for the three months ended October 31, 2008 from $2.7 million for the three months ended October 31, 2007. Compensation and employee benefits increased $55,000 or 3.5% due to normal salary adjustments and increased benefit costs partially offset by a reduction in incentive compensation in the 2008 period. Office occupancy expense increased $52,000 in the 2008 period due to higher utilities costs and increased property and equipment maintenance expense. Marketing expense increased $48,000 in the 2008 period primarily due to advertising and promotional efforts associated with a new retail checking account product, which was launched. Professional fees increased $33,000 in the 2008 period due to higher annual audit fees. Federal deposit insurance premiums increased $30,000 in the 2008 period, reflecting the new risk-based assessment system implemented by the Federal Deposit Insurance Corporation. Other noninterest expense increased $68,000 in the 2008 period reflecting higher costs related to the resolution and maintenance of increased non-performing assets.

Noninterest expense increased by $661,000, or 12.0%, to $6.1 million for the six months ended October 31, 2008 from $5.5 million for the six months ended October 31, 2007. Compensation and employee benefits increased $62,000 or 2.0% due to normal salary adjustments partially offset by a reduction in incentive compensation expenses in the 2008 period. Office occupancy expense increased $94,000 in the 2008 period due to higher utilities costs and increased property and equipment maintenance expense. Marketing expense increased $111,000 in the 2008 period primarily due to advertising and promotional efforts associated with a new retail checking account product. Professional fees increased $180,000 in the 2008 period due primarily to higher annual audit fees. Federal deposit insurance premiums increased $82,000 in the 2008 period, reflecting the new risk-based assessment system implemented by the Federal Deposit Insurance Corporation. Other noninterest expense increased $86,000 in the 2008 period due to higher director fees associated with additional meetings and higher costs related to the resolution and maintenance of increased non-performing assets.

     Income Taxes. The provision for income taxes was $92,000 for the three months ended October 31, 2008 compared to $118,000 for the three months ended October 31, 2007. The effective tax rate was 29.2% for the three months ended October 31, 2008, compared to 35.6% for the three months ended October 31, 2007, reflecting the effects of non-taxable interest in the 2008 period. There was no non-taxable interest in the 2007 period.

The provision for income taxes was $133,000 for the six months ended October 31, 2008 compared to $174,000 for the six months ended October 31, 2007. Our effective tax rate was 39.3% for the six months ended October 31, 2008 compared to 34.4% for the six months ended October 31, 2007. This change in our effective tax rate reflects the effects of recently enacted state tax legislation and the associated impact of revaluing our net deferred tax asset.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that reduced the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and 9% for tax years beginning on or after January 1, 2012 and thereafter. Our net deferred tax asset was revalued to reflect the effects of the new tax rates and resulted in additional tax expense of $38,000 for the six months ended October 31, 2008.

     Average balances and yields. The following tables set forth average balance sheets, average yields and costs and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield.


                                                                   For the Three Months Ended October 31,
                                    ------------------------------------------------------------------------------------------------

                                                         2008                                     2007
                                    ------------------------------------------------------------------------------------------------
                                                       Interest                                           Interest
                                        Average        Income/             (1)            Average         Income/           (1)
                                        Balance        Expense        Yield/ Cost         Balance         Expense       Yield/ Cost
                                    --------------   ------------  ----------------   --------------   ------------    -------------
                                                                           (Dollars in thousands)
Interest-earning assets:
Loans (2)...............             $  343,381      $   5,448            6.35%         $  320,655       $   5,449           6.80%
Mortgage-backed securities                  228              3            5.26                 280               4           5.71
Investment securities...                 28,278            290            4.10              30,103             327           4.35
Federal funds sold......                  4,430             12            1.08               1,644              20           4.87
Other...................                  5,267             41            3.11               4,695              70           5.96
                                     --------------    -----------    --------------    -------------     ------------    ----------
   Total interest-earning assets        381,584          5,794            6.07             357,377           5,870           6.57
Noninterest-earning assets               19,603                                             18,105
                                     --------------                                     -------------
   Total assets.........             $  401,187                                         $  375,482
                                     ==============                                     =============

Interest-bearing liabilities:
Deposits................            $  267,437           1,876            2.81          $  235,150           2,227           3.79
Subordinated deferrable
 interest debentures............         4,124              95            9.21               4,124              95           9.21
Borrowed funds..........                71,545             663            3.71              77,800             997           5.13
                                    ---------------    -----------    --------------    -------------     ------------    ----------
   Total interest-bearing                                2,634            3.07                               3,319           4.19
     liabilities........               343,106                                             317,074
Noninterest-bearing liabilities         34,294                                              35,046
                                     --------------                                     -------------
    Total liabilities...               377,400                                             352,120
Retained earnings.......                23,787                                              23,362
                                     ---------------                                    -------------
   Total liabilities and retained
     earnings...                    $  401,187                                          $  375,482
                                    ===============                                     =============

Net interest income.....                             $   3,160                                            $ 2,551
                                                     =============                                        ============
Interest rate spread (3)                                                  3.00%                                             2.38%
Net interest-earning assets (4).    $  38,478                                           $   40,303
                                    ==============                                     =============
Net interest margin (5).                                                  3.31%                                             2.86%
Average interest-earning assets                                         111.21%                                           112.71%
   to average interest-bearing
   liabilities

-------------------------

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

     (5) Net interest margin represents net interest income divided by average total interest-earning assets.




                                                                    For the Six Months Ended October 31,
                                   ------------------------------------------------------------------------------------------------
                                                       2008                                             2007
                                   ------------------------------------------------------------------------------------------------
                                                      Interest                                            Interest
                                     Average          Income/             (1)            Average           Income/        (1)
                                     Balance          Expense        Yield/ Cost         Balance           Expense     Yield/ Cost
                                   -----------    -------------   ---------------    -------------    -------------   --------------
                                                                         (Dollars in thousands)

Interest-earning assets:
Loans (2)...............           $   340,024       $ 10,591             6.23%       $ 318,238           $ 10,723         6.74%
Mortgage-backed securities                 232              6             5.17              294                  7         4.76
Investment securities...                27,765            559             4.03           29,941                631         4.21
Federal funds sold......                 4,265             32             1.05            1,486                 37         4.98
Other...................                 5,478             71             2.59            4,493                140         6.23
                                   ------------    ------------   ---------------    -------------      -------------  -------------
   Total interest-earning assets       377,764         11,259             5.96          354,452             11,538         6.51
Noninterest-earning assets              19,114                                           18,267
                                   ------------                                      -------------
   Total assets.........           $   396,878                                       $  372,719
                                   =============                                     =============

Interest-bearing liabilities:
Deposits................           $   262,985          3,849             2.93       $  236,624              4,489         3.79
Subordinated deferrable
 interest debentures.............        4,124            191             9.26            4,124                191         9.26
Borrowed funds..........                72,615          1,388             3.82           73,598              1,894         5.15
                                   -------------    -----------     -------------    ------------        -----------    ------------
   Total interest-bearing
     liabilities........               339,724          5,428            3.20           314,346              6,574         4.18
Noninterest-bearing liabilities         33,325                                           35,170
                                   -------------                                     ------------
    Total liabilities...               373,049                                          349,516
Retained earnings.......                23,829                                           23,203
                                   -------------                                     ------------
   Total liabilities and retained
     earnings...                   $   396,878                                       $  372,719
                                   =============                                     ============
Net interest income.....           $                 $  5,831                                             $  4,964
                                                     ===========                                          ==========
Interest rate spread (3)                                                 2.76%                                             2.33%
Net interest-earning assets (4).   $    38,040                                       $  40,106
                                   =============                                     ============
Net interest margin (5)......                                            3.09%                                             2.80%
Average interest-earning assets
   to average interest-bearing                                         111.20%                                           112.76%
   liabilities..........


-------------------------------
     (1)  Yields/costs are annualized.

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

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes in rate/volume represent the remaining difference.



                                                                    Three Months Ended October 31,
                                                                         2008 Compared to 2007
                                               --------------------------------------------------------------------------
                                                                                                Change
                                                   Change Due            Change Due             Due To           Total
                                                    To Rate              To Volume           Rate/Volume         Change
                                               --------------------------------------------------------------------------
                                                                            (In thousands)
Interest-earning assets:
Loans                                          $        (361)           $  386             $      (26)            $  (1)
Mortgage-backed securities                                 -                (1)                     -                (1)
Investment securities                                    (19)              (20)                     2               (37)
Federal funds sold                                       (15)               34                    (27)               (8)
Other                                                    (33)                9                     (5)              (29)
                                               -------------------     ---------------     -----------------    ---------
   Total interest-earning assets                        (428)              408                    (56)              (76)
Interest-bearing liabilities:
Deposits                                                (576)              306                    (81)             (351)
Subordinated deferrable interest debentures                -                 -                      -                 -
Borrowed funds                                          (276)              (80)                    22              (334)
                                               -------------------     ---------------     -----------------    ---------
   Total interest-bearing liabilities                   (852)              226                    (59)             (685)
Net change in interest income                   $        424            $  182              $       3            $  609
                                               ===================     ===============     =================    =========


                                                                     Six Months Ended October 31,
                                                                         2008 Compared to 2007
                                               --------------------------------------------------------------------------
                                                                                                Change
                                                   Change Due            Change Due             Due To           Total
                                                    To Rate              To Volume           Rate/Volume         Change
                                               --------------------------------------------------------------------------
                                                                            (In thousands)
Interest-earning assets:
Loans                                          $       (812)           $   734              $     (54)          $  (132)
Mortgage-backed securities                                -                 (2)                     1                (1)
Investment securities                                   (28)               (46)                     2               (72)
Federal funds sold                                      (25)                68                    (48)               (5)
Other                                                   (82)                31                    (18)              (69)
                                               -------------------     ---------------     -----------------    ---------
   Total interest-earning assets                       (947)               785                   (117)             (279)
Interest-bearing liabilities:
Deposits                                             (1,017)               500                   (123)             (640)
Subordinated deferrable interest debentures               -                  -                      -                 -
Borrowed funds                                         (489)               (25)                     8              (506)
                                               -------------------     ---------------     -----------------    ---------
   Total interest-bearing liabilities                (1,506)               475                   (115)           (1,146)
Net change in interest income                  $        559            $   310              $      (2)          $   867
                                               ===================     ===============     =================    =========


Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and investment securities repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general market interest rates, economic conditions and competition. The Company's Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing and investing activities during any given period. At October 31, 2008 and April 30, 2008, cash and cash equivalents totaled $6.9 million and $9.9 million, respectively. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.1 million and $27.5 million as of October 31, 2008 and April 30, 2008, respectively. In addition, based on the most recent qualified collateral report, the Company had the ability to borrow a total of approximately $133.8 million from the Federal Home Loan Bank of Boston. As of October 31, 2008, the Company had $76.6 million in advances outstanding. Finally, brokered deposits may be used to complement our sources of liquidity up to a maximum of 15% of total deposits.

At October 31, 2008, the Company had $12.0 million in commitments to originate loans outstanding. In addition to commitments to originate loans, the Company had $8.9 million in unadvanced commercial lines of credit, $10.9 million in unadvanced home equity lines of credit, $13.8 million in undisbursed construction and land development loans and $1.2 million in standby letters of credit.


Campello Bancorp, as a separately incorporated mutual holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirements at October 31, 2008 consisted of $4.2 million subordinated deferrable interest debentures, including accrued interest, which were issued to an unconsolidated subsidiary, Campello Capital Trust I, in connection with the issuance of 9.25% Company-Obligated Mandatorily Redeemable Capital Securities, due 2033, through a pooled trust preferred securities offering. Campello Bancorp funds virtually all expenses through dividends paid by the Bank.


Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Risk-based capital guidelines issued by the federal regulatory agencies require the Company and Bank to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At October 31, 2008, the Company had a Tier 1 risk-based capital ratio of 9.45% and a total risk-based capital ratio of 10.71%. The Bank had a Tier 1 risk-based capital ratio of 9.34% and a total risk-based capital ratio of 10.60% as of the same date.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On October 31, 2008, the Company and the Bank had Tier 1 leverage capital ratios of 6.73% and 6.65%, respectively.

As of October 31, 2008, the Bank was categorized as well capitalized under applicable regulations of the FDIC. To be well capitalized, the Bank must maintain a minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As a financial services provider, the Company is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. The following table presents information on financial instruments with off-balance sheet risk as of the date indicated:


                                                               October 31,
                                                                 2008
                                                              --------------
                                                              (In thousands)
Commitments to originate loans                                 $     11,980
Unadvanced commercial lines of credit                                 8,959
Unadvanced home equity lines of credit                               10,876
Undisbursed construction and land development loans                  13,758
Standby letters of credit                                             1,200

The  following  table  presents   information   indicating  various  contractual
obligations and commitments of the Company as October 31, 2008 and their respective payment dates:



                                                                   Payments Due by Period
                               ------------------------------------------------------------------------------------------------
                                 Less than          One to Three          Three to Five        More than Five
Contractual Obligations           One Year              Years                 Years                Years              Total
-----------------------        ---------------    ------------------    ------------------    -----------------    ------------
                                                                       (In thousands)
Borrowed funds                      $  59,200             $  17,276               $     -              $   122        $ 76,598
Operating leases                          179                   292                   160                  503           1,134
Supplemental retirement plan                -                     -                   200                1,600           1,800
Subordinated deferrable
    interest debentures                     -                     -                     -                4,124           4,124
                               ---------------    ------------------    ------------------    -----------------    ------------
            Total                   $  59,379             $  17,568               $   360             $  6,349       $  83,656
                               ===============    ==================    ==================    =================    ============


Recent Regulatory Developments

On October 3, 2008, the President signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President's signature. The legislation provides that the basic deposit limit will return to $100,000 after December 31, 2009. There were no increases to the FDIC assessment rate as a result of this increase in coverage.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the "Debt Guarantee Program") and a temporary unlimited guarantee of funds in non-interest bearing transaction accounts and certain other accounts (the "Transaction Account Guarantee Program"). All FDIC-insured institutions are automatically enrolled in both programs until December 5, 2008 at no cost. No later than December 5, 2008, each institution must inform the FDIC if it will opt out of the Debt Guarantee Program or the Transaction Account Guarantee Program, or both. Institutions that do not opt out of either or both programs will remain in the program(s) for the full term and will be required to pay assessments retroactive to November 13, 2008.

The Debt Guarantee Program will guarantee certain newly issued senior unsecured debt, up to pre-established limits, issued after October 13, 2008 through June 30, 2009. Qualifying debt will be guaranteed through the earlier of maturity or June 30, 2012. The cost of the program for institutions that do not opt out ranges between 50 and 100 basis points annualized based on the term of the debt. The Transaction Account Guarantee Program provides a temporary unlimited guarantee of funds through December 31, 2009 in non-interest bearing transaction accounts and certain other accounts at FDIC-insured institutions not otherwise covered by the existing deposit insurance limit of $250,000. The cost of this program for institutions that do not opt out is 10 basis points annualized on amounts exceeding the existing deposit insurance limit. The Bank has elected to participate in both programs.

On October 14, 2008, the U.S. Treasury Department announced a Capital Purchase Program ("CPP") under the Troubled Asset Relief Program mandated by the Emergency Economic Stabilization Act of 2008. The CPP is designed to encourage financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and support the U.S. economy. Under the program, the Treasury will purchase senior preferred shares in financial institutions on standardized terms, including dividend rates, callable terms and attached warrants for the purchase of common stock. To participate in the CPP, the financial institution must receive the approval of the Treasury. In addition, the financial institution must agree to a number of terms and conditions including, but not limited to, certain limitations on executive compensation and prohibitions on increasing dividends to common shareholders and conducting share repurchase without the Treasury's prior approval. The Company has applied for participation in the CPP. However, the Treasury has not yet published the specific terms of the CPP for mutual holding companies. Management has been and will continue to closely monitor the progress of the CPP as the Treasury investigates possible alternatives for institutions with non-public structures such as mutual holding companies.

Recent Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard is applied when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company adopted SFAS 157 as of May 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company's consolidated financial position was not material. See Note 3 for the Company's expanded disclosures on its fair value measurements as of October 31, 2008.

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

In December 2007, the FASB released SFAS No. 141 (R), Business Combinations. This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the "acquirer," providing additional guidance on the recognition of acquired contingencies and non controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141 (R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the Company's current consolidated financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement establishes the disclosure requirements for derivative instruments and hedging activities. It amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of this standard will have a material impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     General. The majority of the Company's assets and liabilities are monetary in nature. Consequently, the most significant form of market risk is interest rate risk. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of the Company's net interest income to changes in market interest rates. Accordingly, the Company's board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company's assets and liabilities, for determining the level of risk that is appropriate, given its business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. With the assistance of an interest rate risk management consultant, senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee generally meets at least on a quarterly basis to review the Company's asset/liability policies and interest rate risk position.

     Net Interest Income Simulation Analysis. Management analyzes the Company's sensitivity to changes in interest rates through net interest income simulation analysis. Net interest income simulation measures the risk of a decline in earnings due to potential changes in interest rates. In the simulation analysis, net interest income is estimated for a twelve-month period using historical data and assumptions such as prepayments of loans and securities, deposit decay rates and pricing decisions on loans and deposits. Net interest income is then estimated for the same period in the event of an instantaneous 200 basis point increase or decrease in market interest rates. The table below represents an analysis of the Company's interest rate risk as measured by the estimated changes in net interest income over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at October 31, 2008.

                                        Net Interest Income
                                --------------------------------------
                                        (Dollars in thousands)
Change in Interest Rates (1)     $ Amount     $ Change     % Change
----------------------------     --------     --------     --------

       +200 bp                    $12,626     $  (649)        -4.9%
          0 bp                    $13,275     $     -          0.0%
       -200 bp                    $13,352     $    77          0.6%

(1)  Assumes  an   instantaneous   uniform  change  in  interest  rates  at  all
     maturities.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation and the identification of the material weakness in the Company's internal control over financial reporting as described in the Company's Registration Statement, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

The material weakness in the Company's internal control over financial reporting resulted from the combined effect of deficiencies related to (i) ineffective policies to ensure the timely receipt and analysis of current appraisals of loan collateral and borrower financial information, and (ii) ineffective monitoring of whether the allowance for loan loss methodology complied with current regulatory guidance. The first deficiency was noted because updated information regarding the fair value of collateral was not included in the Company's files in all instances at renewal or extension dates for loans. The deficiency regarding the monitoring of the allowance for loan losses was identified because the risk ratings for certain lending relationships did not accurately reflect the associated credit risk of the borrower and management had initially calculated the allowance without full consideration of known trends, classification levels and other qualitative environmental factors. Further, the Bank's security committee charged with overseeing risk ratings did not receive a tracking report to allow it to confirm that all approved changes have been implemented. Management of the Company has taken steps to improve its policies and procedures to remediate the material weakness including (1) establishing more specific time lines and procedures to ensure updated information is collected to assess the fair value of collateral on a timely basis, especially at loan renewal and/or extension dates, and to ensure that risk ratings accurately reflect associated credit risk(s), and (2) refining the allowance for loan loss calculation to ensure appropriate consideration of known trends, classification levels, other qualitative environmental factors and FAS 114 impairment assessment(s). Further, management of the Company has put in place improved tracking reports for risk rating changes used to assess credit risk in determining the allowance for loan loss and is enhancing training programs for employees in the credit monitoring function. Finally, the loan review function(s) currently in place will be reviewed and monitored and may be enhanced by management personnel outside the loan department. The foregoing remediation efforts have been reviewed, considered and approved by the Bank's security committee.

Except as discussed above, there have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party, other than ordinary routine litigation incidental to the business of the Company.

Item 1A. Risk Factors

For information regarding the Company's risk factors, see "Risk Factors", at pages 16-24 of the Stock Holding Company's prospectus dated September 11, 2008 contained in the Stock Holding Company's Registration Statement on Form S-1. Except for the following additional risk factor, there has been no material change in the Stock Holding Company's risk factors during the three and six months ended October 31, 2008.

Our Expenses May Increase As A Result Of Proposed Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution's deposits.

If the proposed rule is adopted, the Company's non-interest expense will increase significantly in 2009 and in future years as long as the increased premiums are in place.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered equity securities during the period covered by this Report. (b) The Stock Holding Company's stock offering has not been completed. Information with respect to use of proceeds will be furnished in subsequent filings. (c) There were no issuer repurchases of equity securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None

Item 6.    Exhibits

Exhibit No.                             Description
------------  ---------------------------------------------------------------

2.0           Plan of Conversion and Reorganization (1)
3.1           Articles of Incorporation of Campello Bancorp, Inc.(1)
3.2           Bylaws of Campello Bancorp, Inc. (1)
4.0           Stock Certificate of Campello Bancorp, Inc. (1)
10.0          Agency Agreement between The Community Bank, Campello Bancorp,
              Inc., and Stifel Nicolaus & Company, Incorporated (2)
31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Securities Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-152391.

(2) Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed October 27, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Campello Bancorp, Inc.

Date:  December 12, 2008               By: /s/  David W. Curtis
                                           ----------------------------------
                                           David W. Curtis
                                           President and Chief Executive Officer



Date:  December 12, 2008                By: /s/  Dennis P. Jones
                                            -----------------------------------
                                            Dennis P. Jones
                                            Senior Vice President and
                                            Chief Financial Officer