Form 10-Q
period 2009-01-31
Campello Bancorp, Inc.
filed 2009-03-23
CIK 1439672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer |_|              Accelerated filer |_|

   Non-accelerated filer |_|                 Smaller reporting company |X|

Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X| No |_|

As of March 23, 2009, there were no shares of the registrant's common stock outstanding.

                             CAMPELLO BANCORP, INC.

                                Explanatory Note


Campello Bancorp, Inc. (the "Stock Holding Company") filed a registration statement on Form S-1 (Commission File No. 333-152391) ("Registration Statement") with the Securities and Exchange Commission (the "SEC"), which the SEC declared effective on September 11, 2008. A post-effective amendment to the Registration Statement was declared effective on February 13, 2009. The Registration Statement was filed to register the sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of Campello Bancorp, a Massachusetts chartered mutual holding company and subsidiaries (the "MHC"). The Registration Statement, as amended, included consolidated financial statements of the MHC for the year ended April 30, 2008 and, pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, the Stock Holding Company filed a Form 10-Q on October 27, 2008 and December 15, 2008 in order to file financial statements for the first and second interim periods, respectively, subsequent to the last period reported in the Registration Statement.

By action taken on March 19, 2009, the Board of Directors of the Stock Holding Company and the MHC terminated the mutual-to-stock conversion of the Mutual Holding Company and associated public stock offering by the Stock Holding Company. The Stock Holding Company filed Form 8-K on March 23, 2009 to announce details of the termination. The Stock Holding Company intends to apply to the SEC for an order granting the withdrawal of its Registration Statement on Form S-1 (SEC File No. 333-152391), as amended, together with all exhibits thereto.

Because of the termination of the mutual-to-stock conversion of the Mutual Holding Company and associated public stock offering, the Stock Holding Company will remain a shell holding company and, as of the date of the filing of this Form 10-Q, had no assets, liabilities or operations.

                             CAMPELLO BANCORP, INC.

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 BALANCE SHEETS
                                   (Unaudited)
                                             January 31,          April 30,

                                               2009                2008
                                           -----------------    ---------------
         ASSETS                             $    --              $    --


         LIABILITIES AND RETAINED EARNINGS       --                   --

                             CAMPELLO BANCORP, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                              January 31,                              January 31,
                                                       2009                 2008                2009                2008
                                                 -----------------    -----------------    ----------------    ----------------


        Net income                               $        --                    --                  --                   --
                                                 == ==============    == ==============    ================    ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Not applicable


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not  applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None

Item 6.    Exhibits

Exhibit No.                              Description
---------------  --------------------------------------------------------------

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

                                      Campello Bancorp, Inc.

Date:  March 23, 2009                By: /s/  David W. Curtis
                                         ---------------------------------------
                                         David W. Curtis
                                         President and Chief Executive Officer



Date:  March 23, 2009              By: /s/  Dennis P. Jones
                                       ---------------------------------------
                                       Dennis P. Jones
                                       Senior Vice President and Chief Financial
                                       Officer

                             CAMPELLO BANCORP, INC.

                                                                    Exhibit 31.1
                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David W. Curtis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Campello Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 23, 2009
                                      /s/ David W. Curtis
                                      -------------------
                                      David W. Curtis
                                      President and Chief Executive Officer

                             CAMPELLO BANCORP, INC.

                                                                   Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dennis P. Jones, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Campello Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   March 23, 2009
                                   /s/ Dennis P. Jones
                                   -------------------
                                   Dennis P. Jones
                                   Senior Vice-President and
                                   Chief Financial Officer

                             CAMPELLO BANCORP, INC.

                                                                      Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

David W. Curtis, President and Chief Executive Officer, and Dennis P. Jones, Senior Vice-President and Chief Financial Officer, of Campello Bancorp, Inc. (Company) each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the three and nine months ended January 31, 2009 (Report) and that to the best of his knowledge:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


                                        By: /s/ David W. Curtis
                                            -------------------
                                            David W. Curtis
                                            President and Chief
                                            Executive Officer




                                        By: /s/ Dennis P. Jones
                                            Dennis P. Jones
                                            Senior Vice-President
                                            and Chief Financial
                                            Officer




Date:   March 23, 2009