Form 10-K
period 2009-04-30
Campello Bancorp, Inc.
filed 2009-07-28
CIK 1439672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2009.

                        Commission file number: 001-34191

                             CAMPELLO BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Maryland                                          26-3594704
     (State or Other Jurisdiction of                       (I.R.S Employer
       Incorporation of Organization)                     Identification No.)

     1265 Belmont Street, Brockton, Massachusetts              02301
     (Address of Principal Executive Officers)               (Zip Code)

                                 (508) 587-3210
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
----------------------------   ------------------------------------------------
     Not Applicable                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated         Accelerated               Non-accelerated filer
  filer [ ]                filer [ ]             (Do not check if a smaller
                                                    reporting company)

                       Smaller Reporting Company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of April 30, 2009 was $0.

     As of July 17, 2009, there were no shares of the registrant's common stock outstanding.

                             CAMPELLO BANCORP, INC.

                                Explanatory Note

Campello Bancorp, Inc. (the "Stock Holding Company") filed a registration statement on Form S-1 (Commission File No. 333-152391) ("Registration Statement") with the Securities and Exchange Commission (the "SEC"), which the SEC declared effective on September 11, 2008. A post-effective amendment to the Registration Statement was declared effective on February 13, 2009. The Registration Statement was filed to register the sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of Campello Bancorp, a Massachusetts-chartered mutual holding company and its subsidiaries (the "MHC"). The Registration Statement, as amended, included consolidated financial statements of the MHC for the year ended April 30, 2008 and, pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, the Stock Holding Company filed a Form 10-Q on October 27, 2008, December 15, 2008 and March 23, 2009 in order to file financial statements for the first, second and third interim periods, respectively, subsequent to the last period reported in the Registration Statement.

By action taken on March 19, 2009, the Board of Directors of the Stock Holding Company and the MHC terminated the mutual-to-stock conversion of the Mutual Holding Company and associated public stock offering by the Stock Holding Company. The Stock Holding Company filed Form 8-K on March 23, 2009 to announce details of the termination. The Stock Holding Company applied on April 1, 2009 to the SEC for an order granting the withdrawal of its Registration Statement on Form S-1 (SEC File No. 333-152391), as amended, together with all exhibits thereto, and such order has been granted.

Because of the termination of the mutual-to-stock conversion of the Mutual Holding Company and associated public stock offering, the Stock Holding Company will remain a shell holding company and, as of the date of the filing of this Form 10-K, had no assets, liabilities or operations.

                             CAMPELLO BANCORP, INC.


                                     PART I

Item 1.    BUSINESS

Not applicable.


Item 1A.   RISK FACTORS


Not applicable.


Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES


Not applicable.

Item 3.    LEGAL PROCEEDINGS


Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


Not applicable.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

Item 6.   SELECTED FINANCIAL DATA


Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Not applicable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             CAMPELLO BANCORP, INC.

                                 Balance Sheets
                                   (Unaudited)

                                           April 30,          April 30,
                                            2009                 2008
                                           -----------------------------

    Assets                                $           -          $          -
    Liabilities and Retained Earnings                 -                     -






                              Statements of Income
                                   (Unaudited)

                                           Year Ended April 30,
                                            2009                 2008
                                           -------------------------------

    Net Income                             $         -         $        -
                                         ==============        ============


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Not applicable.

Item 9B.    OTHER INFORMATION

 Not applicable.

                                    PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable.

Item 11.    EXECUTIVE COMPENSATION


Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


Not applicable.

Item  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Not applicable.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

                                     PART IV

Item 15.    EXHIBITS


     Exhibit No.                       Description
-------------------------------------------------------------------------------
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002
-------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Campello Bancorp, Inc.

 Date:  July 17, 2009        By:     /s/ David W. Curtis
                                     ----------------------------------------
                                     David W. Curtis
                                     President and Chief Executive Officer

 Date:  July 17, 2009        By:     /s/ Dennis P. Jones
                                     ----------------------------------------
                                     Dennis P. Jones
                                     Senior Vice President and
                                      Chief Financial Officer