Form 10-Q
period 2009-09-16
Campello Bancorp, Inc.
filed 2009-09-18
CIK 1439672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes|X|   No |_|

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

As of September 16, 2009, there were no shares of the registrant's common stock outstanding.
                                        1

                             CAMPELLO BANCORP, INC.

                                Explanatory Note

Campello Bancorp, Inc. (the "Stock Holding Company") filed a registration statement on Form S-1 (Commission File No. 333-152391) ("Registration Statement") with the Securities and Exchange Commission (the "SEC"), which the SEC declared effective on September 11, 2008. A post-effective amendment to the Registration Statement was declared effective on February 13, 2009. The Registration Statement was filed to register the sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of Campello Bancorp, a Massachusetts-chartered mutual holding company and its subsidiaries (the "MHC"). The Registration Statement, as amended, included consolidated financial statements of the MHC for the year ended April 30, 2008 and, pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, the Stock Holding Company filed a Form 10-Q on October 27, 2008, December 15, 2008 and March 23, 2009 in order to file financial statements for the first, second and third interim periods, respectively, subsequent to the last period reported in the Registration Statement. The Company also filed a 10-K on July 28, 2009.

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

                             CAMPELLO BANCORP, INC.

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                             CAMPELLO BANCORP, INC.

                                 Balance Sheets
                                   (Unaudited)

                                              July 31,            April 30,
                                                2009                 2008
                                              -----------------------------

Assets                                       $     -        $       -
Liabilities and Retained Earnings                  -                -






                              Statements of Income
                                   (Unaudited)

                                    Three Months Ended
                                         July 31,
                               2009                 2008
                              ---------------------------

Net Income                    $      -       $        -
                              ===========    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Not Applicable


PART II. OTHER INFORMATION
--------------------------

Item 1 Legal Proceedings
       -----------------

Not Applicable

Item 1A.   Risk Factors
           ------------

Not Applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

Not Applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

Not Applicable

Item 5.    Other Information
           -----------------

Not Applicable

Item 6.    Exhibits

           Signatures


Exhibit No.                                   Description
--------------- ----------------------------------------------------------------

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

                                        Campello Bancorp, Inc.

Date:  September 16, 2009               By: /s/  David W. Curtis
                                           -------------------------------------
                                           David W. Curtis
                                           President and Chief Executive Officer



Date:  September 16, 2009               By: /s/  Dennis P. Jones
                                           -------------------------------------
                                           Dennis P. Jones
                                           Senior Vice President and Chief
                                            Financial Officer